Form 10QSB
period 2008-03-31
China Private Equity Acquisition Corp.
filed 2008-05-14
CIK 1419681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number 000-52943

China Private Equity Acquisition Corp.
(Exact name of small business issuer as specified in its charter)

Delaware	87- 0807721
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

PO Box 735, Alpine, New Jersey 07620
(Address of Principal Executive Offices)

(917) 915-8857
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 15,400 shares outstanding as of March 31, 2008.

Transitional Small Business Disclosure Format (check one); Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,911	$11,997
Total current assets	2,911	11,997

Other assets	—	—
Total assets	$2,911	$11,997

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$4,689	$10,419
Loan payable to related party	10,083	5,000
Total current liabilities	14,772	15,419

Other liabilities	—	—
Total liabilities	14,772	15,419

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, $.01 par value; 1,000,000 shares
authorized, 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares
authorized, 15,400 shares issued and outstanding	154	154
Additional paid-in capital	22,699	22,699
Deficit accumulated during the development stage	(34,714)	(26,275)
Total stockholders' equity (deficiency)	(11,861)	(3,422)
Total liabilities and stockholders' equity (deficiency)	$2,911	$11,997

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Statements of Operations
(Unaudited)

		Cumulative
		During the
		Development
	Three Months	Stage
	Ended	(July 18, 2007 to
	March 31, 2008	March 31, 2008)

Revenues	$—	$—

Expenses:
General and administrative	8,439	34,714

Total expenses	8,439	34,714

Net loss	$(8,439)	$(34,714)

Net loss per common share, basic and diluted	$(0.55)

Weighted average number of shares
outstanding, basic and diluted	15,400

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative
		During the
		Development
	Three Months	Stage
	Ended	(July 18, 2007 to
	March 31, 2008	March 31, 2008)
Cash flows from operating activities:
Net loss	$(8,439)	$(34,714)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(5,730)	4,689

Net cash used in operating activities	(14,169)	(30,025)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	2,800
Loans from related party	5,083	10,083
Capital contributions	—	20,053

Net cash provided by financing activities	5,083	32,936

Net increase in cash	(9,086)	2,911

Cash and cash equivalents, beginning of period	11,997	—

Cash and cash equivalents, end of period	$2,911	$2,911

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISTION CORP.
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2008
and for the Period July 18, 2007 (Inception) to March 31, 2008
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2008 and for the three months ended March 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007 as included in our report on Form 10-KSB.

NOTE 2 - ORGANIZATION

China Private Equity Acquisition Corp. (the “Company”) was incorporated in the State of Delaware on July 18, 2007. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. The Company has not commenced planned principal operations. Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, and making filings with the Securities and Exchange Commission.

CHINA PRIVATE EQUITY ACQUISTION CORP.
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2008
and for the Period July 18, 2007 (Inception) to March 31, 2008
(Unaudited)

At December 31, 2007, the Company had negative working capital and a stockholders’ deficiency of $11,861. For the period July 18, 2007 (inception) to March 31, 2008, the Company incurred a net loss of $34,714. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - LOAN PAYABLE TO RELATED PARTY

The loan payable to related party of $10,083 at March 31, 2008 is due to a company (“the First Stockholder”) controlled by the Company’s chief executive officer and director, is non-interest bearing, and is due on demand.

NOTE 5 - STOCKHOLDERS’ EQUITY

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

CHINA PRIVATE EQUITY ACQUISTION CORP.
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2008
and for the Period July 18, 2007 (Inception) to March 31, 2008
(Unaudited)

NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At March 31, 2008, deferred tax assets consist of:

Net operating loss carryforward	$11,803
Less valuation allowance	(11,803)
Net	$—

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $11,803 attributable to the future utilization of the $34,714 net operating loss carryforward as of March 31, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2027 and 2028 in the amounts of $26,275 and $8,439, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

All activities of the Company are being conducted by the sole officer and director from his business office at no cost to the Company. The officer and director has not received any compensation for his services rendered to the Company.

Item 2. PLAN OF OPERATION

GENERAL

The current purpose of China Private Equity Acquisition Corp.(the “Company”) is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

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

MANAGEMENT

The Company is in the development stage and currently has no full-time employees. Mr. James Hahn is the Company's sole officer and director. All references herein to management of the Company are to Mr. Hahn. Mr. Hahn, as President of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Hahn and the potential demands of the Company's activities.

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

When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-K, including audited and pro forma financial statements. The Commission treats these Form 8-K filings in the same way it treats the Registration Statements on Form 10 filings. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

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

Item 3. Controls and Procedures

(a)	Disclosure Controls and Procedures.

Mr. James Hahn, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the quarterly period ended March 31, 2008. Based on that evaluation, our officer concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Private Equity Acquisition Corp.
(Registrant)
Date: May 14, 2008

/s/ James Hahn

James Hahn
Chief Executive Officer and President
(principal executive officer) & Chief Financial Officer
(principal financial officer and principal accounting officer)