Form 10-Q
period 2008-06-30
China Private Equity Acquisition Corp.
filed 2008-08-14
CIK 1419681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-52943

China Private Equity Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	87- 0807721
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

PO Box 735, Alpine, New Jersey 07620

 (Address of principal executive offices) (Zip Code)

(917) 915-8857

 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 16,209 shares outstanding as of August 12, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of June 30, 2008 (Unaudited)
and December 31, 2007	F-2

Statements of Operations for the three and six months
ended June 30, 2008 and for the period July 18, 2007
(date of inception) to June 30, 2008 (Unaudited)	F-3

Statements of Cash Flows for the six months ended
June 30, 2008 and for the period July 18, 2007
(date of inception) to June 30, 2008 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$14,455	$11,997
Prepaid expenses	5,008	-

Total current assets	19,463	11,997

Other assets	-	-

Total assets	$19,463	$11,997

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$-	$10,419
Loans payable to related parties	32,090	5,000

Total current liabilities	32,090	15,419

Other liabilities	-	-

Total liabilities	32,090	15,419

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, $.01 par value; 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized, issued and outstanding 16,209 and 15,400 shares, respectively	162	154
Additional paid-in capital	22,699	22,699
Deficit accumulated during the development stage	(35,488)	(26,275)

Total stockholders' equity (deficiency)	(12,627)	(3,422)

Total liabilities and stockholders' equity (deficiency)	$19,463	$11,997

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Cumulative
			During the
			Development
	Three Months	Six Months	Stage
	Ended	Ended	(July 18, 2007 to
	June 30, 2008	June 30, 2008	June 30, 2008)

Revenues	$-	$-	$-

Expenses:
General and administrative	774	9,213	35,488

Total expenses	774	9,213	35,488

Net loss	$(774)	$(9,213)	$(35,488)

Net loss per common share, basic and diluted	$(0.05)	$(0.60)

Weighted average number of shares outstanding, basic and diluted	15,498	15,449

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative
		During the
		Development
	Six Months	Stage
	Ended	(July 18, 2007 to
	June 30, 2008	June 30, 2008)
Cash flows from operating activities:
Net loss	$(9,213)	$(35,488)
Changes in operating assets and liabilities:
Prepaid expenses	(5,008)	(5,008)
Accounts payable and accrued expenses	(10,419)	-

Net cash used in operating activities	(24,640)	(40,496)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	8	2,808
Loans from related parties	27,090	32,090
Capital contributions	-	20,053

Net cash provided by financing activities	27,098	54,951

Net increase in cash	2,458	14,455

Cash and cash equivalents, beginning of period	11,997	-

Cash and cash equivalents, end of period	$14,455	$14,455

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISTION CORP.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2008
and for the Period July 18, 2007 (Inception) to June 30, 2008
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the three and six months ended June 30, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

NOTE 2 – ORGANIZATION

China Private Equity Acquisition Corp. (the “Company”) was incorporated in the State of Delaware on July 18, 2007. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. The Company has not commenced planned principal operations. Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, and making filings with the Securities and Exchange Commission.

CHINA PRIVATE EQUITY ACQUISTION CORP.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2008
and for the Period July 18, 2007 (Inception) to June 30, 2008
(Unaudited)

At June 30, 2008, the Company had negative working capital and a stockholders’ deficiency of $12,627. For the period July 18, 2007 (inception) to June 30, 2008, the Company incurred a net loss of $35,488. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

The loans payable to related parties of $32,090 at June 30, 2008 include $15,083 due to a company (“the First Stockholder”) controlled by the Company’s chief executive officer and director, and $17,007 due to an unrelated individual (the “Second Stockholder”). The First and Second Stockholder each owns 30.8% of the Company’s issued and outstanding shares of common stock at June 30, 2008. The loans are non-interest bearing and are due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

In August 2007, the Company sold 5,000 shares of its common stock at a price of $.01 per share, or $50 total, to the First Stockholder. For the period August 2007 to December 2007, the First Stockholder made additional capital contributions to the Company of $10,053.

In August 2007, the Company sold 5,000 shares of its common stock at a price of $0.01 per share, or $50 total, to the Second Stockholder. In September 2007, the Second Stockholder made additional contributions to the Company of $10,000.

In August 2007, the Company sold a total of 5,400 shares of its common stock at a price of $.50 per share, or $2,700 total, to 26 unrelated individuals.

In June 2008, the Company sold 809 shares of its common stock at a price of $.01 per share, or $8 total, to its law firm.

CHINA PRIVATE EQUITY ACQUISTION CORP.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2008
and for the Period July 18, 2007 (Inception) to June 30, 2008
(Unaudited)

NOTE 6 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At June 30, 2008, deferred tax assets consist of:

Net operating loss carryforward	$12,066
Less valuation allowance	(12,066)
Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $12,066 attributable to the future utilization of the $35,488 net operating loss carryforward as of June 30, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2027 and 2028 in the amounts of $26,275 and $9,213, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

All activities of the Company are being conducted by the sole officer and director from his business office at no cost to the Company. The officer and director has not received any compensation for his services rendered to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures.

Mr. James Hahn, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the quarterly period ended June 30, 2008. Based on that evaluation, our officer concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors. An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary. Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.

(b) Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 20, 2008, the Company sold to Guzov Ofsink, LLC 809 shares of common stock, par value $.01, for a price of $.01 per share and received gross proceeds of $8.09. The issuance and sale of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption from registration under Section 4(2) of the Securities Act. No underwriter was used in this transaction. As a result of this transaction, Guzov Ofsink, LLC beneficially owns 809 shares of the 16,209 issued and outstanding shares of the Registrant's common stock, or approximately 4.99% as of August 12, 2008.

It is the position of the Securities and Exchange Commission (the “SEC”) that securities issued by a "shell company” such as the Company cannot be sold under the safe harbor for obtaining an exemption from registration provided by Rule 144 promulgated by the SEC under the Securities Act until at least one year has elapsed from the date the Company has ceased being a shell company and has filed Form 10 information concerning itself with the SEC. Accordingly, unless the Company hereafter meets the requirements to enable security holders to rely on Rule 144, the securities sold to Guzov Ofsink, LLC will be registered under the Securities Act prior to resale. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the Commission prior to resale and shall be issued with an appropriate restricted legend to reflect the registration requirements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Private Equity Acquisition Corp.

(Registrant)

Date: August 14, 2008	James Hahn
(Name)

/s/ James Hahn
(Signature)
Chief Executive Officer and President
(principal executive officer) &
Chief Financial Officer (principal
financial officer and principal accounting officer)