Form 10-Q
period 2008-09-30
China Private Equity Acquisition Corp.
filed 2008-11-14
CIK 1419681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 16,209 shares outstanding as of November 10, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	F-2

Statements of Operations for the three and nine months ended September 30, 2008 and for the period July 18, 2007 (Inception) to September 30, 2008 (Unaudited)	F-3

Statements of Cash Flows for the nine months ended September 30, 2008 and for the period July 18, 2007 (Inception) to September 30, 2008 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$11,862	$11,997
Prepaid expenses	2,500	-

Total current assets	14,362	11,997

Other assets	-	-

Total assets	$14,362	$11,997

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$-	$10,419
Accrued consulting fees due related party	30,000	-
Loans payable to related parties	32,090	5,000

Total current liabilities	62,090	15,419

Other liabilities	-	-

Total liabilities	62,090	15,419

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, $.01 par value; 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized, issued and outstanding 16,209 and 15,400 shares, respectively	162	154
Additional paid-in capital	22,699	22,699
Deficit accumulated during the development stage	(70,589)	(26,275)

Total stockholders' equity (deficiency)	(47,728)	(3,422)

Total liabilities and stockholders' equity (deficiency)	$14,362	$11,997

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Cumulative
			During the
			Development
	Three Months	Nine Months	Stage
	Ended	Ended	(July 18, 2007 to
	September 30, 2008	September 30, 2008	September 30, 2008)

Revenues	$-	$-	$-

Expenses:
Consulting fees to related party	30,000	30,000	30,000
Other general and administrative	5,101	14,314	40,589

Total expenses	35,101	44,314	70,589

Net loss	$(35,101)	$(44,314)	$(70,589)

Net loss per common share, basic and diluted	$(2.17)	$(2.82)

Weighted average number of shares outstanding, basic and diluted	16,209	15,704

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative
		During the
		Development
	Nine Months	Stage
	Ended	(July 18, 2007 to
	September 30, 2008	September 30, 2008)
Cash flows from operating activities:
Net loss	$(44,314)	$(70,589)
Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	(2,500)
Accounts payable and accrued expenses	(10,419)	-
Accrued consulting fees due related party	30,000	30,000

Net cash used in operating activities	(27,233)	(43,089)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	8	2,808
Loans from related parties	27,090	32,090
Capital contributions	-	20,053

Net cash provided by financing activities	27,098	54,951

Net increase in cash	(135)	11,862

Cash and cash equivalents, beginning of period	11,997	-

Cash and cash equivalents, end of period	$11,862	$11,862

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISTION CORP.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2008
and for the Period July 18, 2007 (Inception) to September 30, 2008
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the three and nine months ended September 30, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

CHINA PRIVATE EQUITY ACQUISTION CORP.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2008
and for the Period July 18, 2007 (Inception) to September 30, 2008
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At September 30, 2008, the Company had negative working capital and a stockholders’ deficiency of $47,728. For the period July 18, 2007 (inception) to September 30, 2008, the Company incurred a net loss of $70,589. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 1, 2008, the Company entered into a consulting services agreement with a company (the “First Stockholder”) controlled by the Company’s director. Under the agreement, the First Stockholder is to be paid a consulting fee of $10,000 per month to serve as the Company’s chief executive officer and president, find suitable acquisition targets and make required filings with the SEC. The consulting fee was $30,000 for the three and nine months ended September 30, 2008.

The loans payable to related parties of $32,090 at September 30, 2008 include $15,083 due to the First Stockholder, and $17,007 due to an unrelated individual (the “Second Stockholder”). The First and Second Stockholder each own 30.8% of the Company’s issued and outstanding shares of common stock at September 30, 2008. The loans are non-interest bearing and are due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

In August 2007, the Company sold 5,000 shares of its common stock at a price of $.01 per share, or $50 total, to the First Stockholder. For the period August 2007 to December 2007, the First Stockholder made additional capital contributions to the Company of $10,053.

In August 2007, the Company sold 5,000 shares of its common stock at a price of $.01 per share, or $50 total, to the Second Stockholder. In September 2007, the Second Stockholder made additional capital contributions to the Company of $10,000.

CHINA PRIVATE EQUITY ACQUISTION CORP.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2008
and for the Period July 18, 2007 (Inception) to September 30, 2008
(Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

In August 2007, the Company sold a total of 5,400 shares of its common stock at a price of $.50 per share, or $2,700 total, to 26 unrelated individuals.

In June 2008, the Company sold 809 shares of its common stock at a price of $.01 per share, or $8 total, to its law firm.

NOTE 6 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At September 30, 2008, deferred tax assets consist of:

Net operating loss carryforward	$24,000
Less valuation allowance	(24,000)
Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $24,000 attributable to the future utilization of the $70,589 net operating loss carryforward as of September 30, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2027 and 2028 in the amounts of $26,275 and $44,314, respectively.

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

MANAGEMENT

The Company is in the development stage and currently has no full-time employees. Mr. James Hahn is the Company's sole officer and director. All references herein to management of the Company are to Mr. Hahn. Mr. Hahn, as President of the Company, has agreed to allocate a limited portion of his time to the activities of the Company. Potential conflicts may arise with respect to the limited time commitment by Mr. Hahn and the potential demands of the Company's activities. On July 1, 2008 the Company entered into a consulting services agreement with a company controlled by Mr. Hahn pursuant to which such company is being paid a consulting fee of $10,000 per month to, among other things, provide Mr. Hahn’s services to the Company as President and Chief Executive Officer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures.

Mr. James Hahn, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the quarterly period ended September 30, 2008. Based on that evaluation, our officer concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

(b) Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Private Equity Acquisition Corp.

(Registrant)

Date: November 14, 2008	James Hahn
(Name)

/s/ James Hahn
(Signature)
Chief Executive Officer and President
(principal executive officer) &
Chief Financial Officer (principal
financial officer and principal accounting officer)