Form 10-Q
period 2009-09-30
China Private Equity Acquisition Corp.
filed 2009-11-16
CIK 1419681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ...........to............

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 17,827 shares outstanding as of November 12, 2009.

Page

Financial Statements:

Balance Sheets as of September 30, 2009 (Unaudited)
and December 31, 2008	F-2

Statements of Operations for the three and nine months
ended September 30, 2009 and 2008 and for the period
July 18, 2007 (Inception) to September 30, 2009
(Unaudited)	F-3

Statements of Cash Flows for the nine months ended
September 30, 2009 and 2008 and for the period July 18,
2007 (Inception) to September 30, 2009 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,499	$-

Total current assets	2,499	-

Other assets	-	-

Total assets	$2,499	$-

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Bank overdraft	$-	$862
Accounts payable and accrued expenses	2,500	153
Accrued consulting fees due related party	150,000	60,000
Loans payable to related parties - current portion	23,318	23,090

Total current liabilities	175,818	84,105

Loans payable to related parties	24,626	-

Total liabilities	200,444	84,105

Stockholders' equity (deficiency):
Preferred stock, $.01 par value; 1,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares
authorized, 17,827 (2008: 16,209) shares issued
and outstanding	178	162
Additional paid-in capital	22,699	22,699
Deficit accumulated during the development stage	(220,822)	(106,966)

Total stockholders' equity (deficiency)	(197,945)	(84,105)

Total liabilities and stockholders' equity (deficiency)	$2,499	$-

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
	Three Months	Three Months	Nine Months	Nine Months	Stage
	Ended	Ended	Ended	Ended	(July 18, 2007 to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009)

Revenues	$-	$-	$-	$-	$-

Expenses:
Consulting fees to related party	30,000	30,000	90,000	30,000	150,000
General and administrative	4,795	5,101	23,856	14,314	70,822

Total expenses	34,795	35,101	113,856	44,314	220,822

Net loss	$(34,795)	$(35,101)	$(113,856)	$(44,314)	$(220,822)

Net loss per common share, basic and diluted	$(1.95)	$(2.17)	$(6.50)	$(2.82)

Weighted average number of shares
outstanding, basic and diluted	17,827	16,209	17,514	15,704

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
	Nine Months	Nine Months	Stage
	Ended	Ended	(July 18, 2007 to
	September 30, 2009	September 30, 2008	September 30, 2009)
Cash flows from operating activities:
Net loss	$(113,856)	$(44,314)	$(220,822)
Changes in operating assets and liabilities:
Prepaid expenses	-	(2,500)	-
Accounts payable and accrued expenses	2,347	(10,419)	2,500
Accrued consulting fees due related party	90,000	30,000	150,000

Net cash used in operating activities	(21,509)	(27,233)	(68,322)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	16	8	2,824
Increase in loans from related parties	24,854	27,090	47,944
Capital contributions	-	-	20,053

Net cash provided by financing activities	24,870	27,098	70,821

Net increase (decrease) in cash	3,361	(135)	2,499

Cash and cash equivalents (bank overdraft),
beginning of period	(862)	11,997	-

Cash and cash equivalents, end of period	$2,499	$11,862	$2,499

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISTION CORP.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2009 and 2008
and for the Period July 18, 2007 (Inception) to September 30, 2009
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 and for the period July 18, 2007 (inception) to September 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008 and for the period July 18, 2007 (inception) to September 30, 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our Annual Report on Form 10-K.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

NOTE 2 – ORGANIZATION

China Private Equity Acquisition Corp. (the “Company”) was incorporated in the State of Delaware on July 18, 2007.  The Company has no products or services; the Company is seeking a business to merge with or acquire.

CHINA PRIVATE EQUITY ACQUISTION CORP.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2009 and 2008
and for the Period July 18, 2007 (Inception) to September 30, 2009
 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The Company has been presented as a “development stage enterprise” in accordance with Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.  Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, making filings with the Securities and Exchange Commission (the “SEC”), and seeking a business to merge with or acquire.

At September 30, 2009, the Company had negative working capital of $173,319 and a stockholders’ deficiency of $197,945.  For the period July 18, 2007 (inception) to September 30, 2009, the Company incurred a net loss of $220,822.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – ACCRUED CONSULTING FEES DUE RELATED PARTY

On July 1, 2008, the Company entered into a consulting services agreement with a company (the “First Stockholder”) controlled by the Company’s chief executive officer.  Under the agreement, the First Stockholder is to be paid a consulting fee of $10,000 per month to serve as the Company’s chief executive officer and president, find suitable acquisition targets and make required filings with the SEC.  The consulting fees for the three and nine months ended September 30, 2009 were $30,000 and $90,000, respectively.  As of September 30, 2009, total accrued consulting fees due related party were $150,000.

CHINA PRIVATE EQUITY ACQUISTION CORP.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2009 and 2008
and for the Period July 18, 2007 (Inception) to September 30, 2009
(Unaudited)

NOTE 5 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:
	September 30, 2009	December 31, 2008

Due to First Stockholder, interest at 0%, due on demand	$6,265	$6,083
Due to an unrelated individual (the “Second Stockholder”), interest at 0%, due on demand	17,053	17,007
Due to First Stockholder, interest at 0%: - due February 23, 2012	5,305	-
- due April 1, 2012	4,000	-
-due May 20, 2012	15,321	-

Total	47,944	23,090
Less: current portion	(23,318)	(23,090)

Noncurrent portion	$24,626	$-

The First and Second Stockholder each own approximately 28% of the Company’s issued and outstanding shares of common stock at September 30, 2009.

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

CHINA PRIVATE EQUITY ACQUISTION CORP.
 (A Development Stage Company)
Notes to Financial Statements
 For the Three and Nine Months Ended September 30, 2009 and 2008
and for the Period July 18, 2007 (Inception) to September 30, 2009
(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY – continued

In June 2008, the Company sold 809 shares of its common stock at a price of $0.01 per share, or $8 total, to its law firm.

In February 2009, the Company sold 809 shares of its common stock at a price of $0.01 per share, or $8 total, to an unrelated company.

In February 2009, the Company sold 809 shares of its common stock at a price of $0.01 per share, or $8 total, to an unrelated company.

NOTE 7 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At September 30, 2009, deferred tax assets consist of:

Net operating loss carryforward	$75,079
Less: valuation allowance	(75,079)
Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $75,079 attributable to the future utilization of the $220,822 net operating loss carryforward as of September 30, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires in years 2027, 2028 and 2029 in the amounts of $26,275, $80,691 and $113,856 respectively.

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

(b)      Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

China Private Equity Acquisition Corp. (Registrant)

James Hahn (Name)

Date: November 16, 2009	By:	/s/ James Hahn
(Signature)
Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)