Form 10-K
period 2009-12-31
China Private Equity Acquisition Corp.
filed 2010-03-30
CIK 1419681

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009
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
                               Yes [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [ ]    No  [ ]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: there were 18,636 shares outstanding as of March 30, 2010.

Documents incorporated by reference: None

China Private Equity Acquisition Corp.

Form 10-K
Fiscal Year Ended December 31, 2009

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

On October 23, 2009, the Company sold 809 shares of its common stock at a price of $0.01 per share, or $8 total, to an unrelated company.

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

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2009.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE

There is no trading market for the Company's common stock as of March 30, 2010.

HOLDERS

As of March 30, 2010, there are approximately 29 holders of the Company's common stock.

DIVIDENDS

The Company has not paid any dividends from its inception to date, and has no plans to do so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

In October 2009, the Company sold 809 shares of its common stock at a price of $0.01 per share, or $8 total, to Zeus Capital Management Limited. The Company relied upon Section 4(2) and/or Regulation S of the Securities Act for exemptions from registration of these shares and no underwriter was used in this transaction.

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

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.   FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA.

The Company 's consolidated financial statements for the years ended December 31, 2009 and 2008, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not, and since the inception of the Company there have not been, any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM  9A. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

Mr. James Hahn, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2009. Based on this evaluation, he concluded that, as of December 31, 2009, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls can not and should not be projected to future periods.

Based on management's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Report does not include an attestation report of registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(c)   Changes in Internal Control over Financial Reporting

During the period ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

 The names, ages and positions of the Company's directors and executive officers are as follows:

Name	Age	Position Held and Tenure
James Hahn	45	Director, President, Chief Executive Officer Chief Financial Officer and Secretary

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

Name	Reporting Event
James Hahn	Form 3 to be filed, reporting appointment as director and officer, and holding of 5,000 shares (1)(2)
Kin Mei Au	Form 3 to be filed, reporting holding of 5,000 shares (2)

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

Name and address	Number of Shares	% of Class Beneficially Owned (2)
Alpine Venture Associates, LLC (1)	5,000 (1)	26.83% (1)
PO Box 735, Alpine
New Jersey 07620

James Hahn (1)	5,000 (1)	26.83% (1)
PO Box 735, Alpine
New Jersey 07620

All Directors and	5,000	26.83%
Executive Officers (1 person)

Kin Mei Au	5,200	27.90%
5B, Trillion Court, Dragon Terrace,
North Point, Hong Kong

(1)
Alpine Venture Associates, LLC is owned and controlled by Mr. James Hahn. Accordingly, shares of common stock issued to Alpine Venture Associates, LLC are deemed to be beneficially owned by  Mr. James Hahn.

(2)	Based on 18,636 shares of our common stock outstanding as of March 30, 2010.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2009, we owed to Alpine Venture Associates, LLC, a company controlled by Mr. James Hahn the following loans: (i) in the amount of $ 6,265, with no interest, due on demand; (ii) in the amount of $5,305, with no interest, due on February 23, 2012; (iii) in the amount of $4,000, with no interest, due on April 1, 2012; (iv) in the amount of $15,321, with no interest, due on May 20,2012.

On July 1, 2008, the Company entered into a consulting services agreement with Alpine Venture Associates, LLC. Under the agreement, Alpine Venture Associates, LLC is being paid a consulting fee of $10,000 per month to provide the services of James Hahn as the Company’s chief executive officer and president, and to find suitable acquisition targets and make required filings with the Commission. The consulting fees for the years ended December 31, 2009 and 2008 were $120,000 and $60,000, respectively.  As of December 31, 2009, total accrued consulting fees due to Alpine Venture Associates, LLC. were $180,000.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has selected Michael T. Studer CPA P.C. (“Studer”) as our independent auditor for the fiscal years ended December 31, 2009 and 2008.  The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2009 and December 31, 2008 by Studer:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2009	December 31, 2008
Audit fees	$8,000	$ 8,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our sole director pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, ours sole director does not have records of what percentages of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NUMBER	DESCRIPTION
3.1
Certificate of Incorporation.  Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10SB filed by the Company with the Commission on November 30, 2007 (the “Registration Statement”).

3.2	By-Laws. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

10.1	Consulting Services Agreement between the Company and Alpine Venture Associates dated July 1, 2008. Incorporated by reference to Exhibit 10.2 of the Company’s annual report on Form 10K for the fiscal year 2008.

31.1	Certification of James Hahn pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant toSection 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company 's consolidated financial statements for the years ended December 31, 2009 and 2008 including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Private Equity Acquisition Corp.

Date: March 30, 2010	By:	/s/ James Hahn
James Hahn Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2010	By:	/s/ James Hahn
James Hahn Sole Director

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2009 and 2008	F-3

Statements of Operations for the years ended December 31, 2009 and 2008 and for the period July 18, 2007 (date of inception) to December 31, 2009	F-4

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008 and for the period July 18, 2007 (date of inception) to December 31, 2009	F-5

Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period July 18, 2007 (date of inception) to December 31, 2009	F-6

Notes to Financial Statements	F-7 – F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Private Equity Acquisition Corp.

I have audited the accompanying balance sheets of China Private Equity Acquisition Corp. (the Company), a development stage company, as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008 and for the period July 18, 2007 (date of inception) to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Private Equity Acquisition Corp., a development stage company, as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and for the period July 18, 2007 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York March 30, 2010

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Balance Sheets
	December 31,	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$1,209	$-

Total current assets	1,209	-

Other assets	-	-

Total assets	$1,209	$-

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Bank overdraft	$-	$862
Accounts payable and accrued expenses	2,450	153
Accrued consulting fees due related party	180,000	60,000
Loans payable to related parties - current portion	23,318	23,090

Total current liabilities	205,768	84,105

Loans payable to related parties	24,626	-

Total liabilities	230,394	84,105

Stockholders' equity (deficiency):
Preferred stock, $.01 par value; 1,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares
authorized, 18,636 (2008: 16,209) shares issued
and outstanding	186	162
Additional paid-in capital	22,699	22,699
Deficit accumulated during the development stage	(252,070)	(106,966)

Total stockholders' equity (deficiency)	(229,185)	(84,105)

Total liabilities and stockholders' equity (deficiency)	$1,209	$-

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Statements of Operations

			Cumulative
			During the
			Development
			Stage
			July 18, 2007
	Year ended	Year ended	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009

Revenues	$-	$-	$-

Expenses:
Consulting fees to related party	120,000	60,000	180,000
Other general and administrative	25,104	20,691	72,070

Total expenses	145,104	80,691	252,070

Net loss	$(145,104)	$(80,691)	$(252,070)

Net loss per common share, basic and diluted	$(8.18)	$(5.10)

Weighted average number of shares
outstanding, basic and diluted	17,749	15,831

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Issuance of common stock for cash
in August 2007	15,400	$154	$2,646	$-	$2,800

Capital contributions	-	-	20,053	-	20,053

Net loss for the period July 18, 2007
to December 31, 2007	-	-	-	(26,275)	(26,275)
					-
Balances, December 31, 2007	15,400	154	22,699	(26,275)	(3,422)

Issuance of common stock for cash
in June 2008	809	8	-	-	8

Net loss for the year ended
December 31, 2008	-	-	-	(80,691)	(80,691)
					-
Balances, December 31, 2008	16,209	162	22,699	(106,966)	(84,105)

Issuance of common stock for cash
during 2009	2,427	24	-	-	24

Net loss for the year ended
December 31, 2009	-	-	-	(145,104)	(145,104)
					-
Balances, December 31, 2009	18,636	$186	$22,699	$(252,070)	$(229,185)

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Statement of Cash Flows

			Cumulative
			During the
			Development
			Stage
			July 18, 2007
	Year ended	Year ended	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009

Cash flows from operating activities:
Net losst	$(145,104)	$(80,691)	$(252,070)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,297	(10,266)	2,450
Accrued consulting fees due related party	120,000	60,000	180,000

Net cash used in operating activities	(22,807)	(30,957)	(69,620)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	24	8	2,832
Loans from related parties	24,854	27,090	56,944
Repayment of loans from related parties		(9,000)	(9,000)
Capital contributions	-	-	20,053

Net cash provided by financing activities	24,878	18,098	70,829

Net increase (decrease) in cash	2,071	(12,859)	1,209

Cash and cash equivalents (bank overdraft), beginning of period	(862)	11,997	-

Cash and cash equivalents (bank overdraft), end of period	$1,209	$(862)	$1,209

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISTION CORP.
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 and 2008 and
for the Period July 18, 2007 (Inception) to December 31, 2009

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

At December 31, 2009, the Company had negative working capital of $204,559 and a stockholders’ deficiency of $229,185.  For the period July 18, 2007 (inception) to December 31, 2009, the Company incurred a net loss of $252,070.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

CHINA PRIVATE EQUITY ACQUISTION CORP.
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 and 2008 and
for the Period July 18, 2007 (Inception) to December 31, 2009

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

NOTE 3 – ACCRUED CONSULTING FEES DUE RELATED PARTY

On July 1, 2008, the Company entered into a consulting services agreement with a company (the “First Stockholder”) controlled by the Company’s chief executive officer.  Under the agreement, the First Stockholder is to be paid a consulting fee of $10,000 per month to serve as the Company’s chief executive officer and president, find suitable acquisition targets and make required filings with the SEC.  The consulting fees for the years ended December 31, 2009 and 2008 were $120,000 and $60,000, respectively.  As of December 31, 2009, total accrued consulting fees due related party were $180,000.

CHINA PRIVATE EQUITY ACQUISTION CORP.
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 and 2008 and
for the Period July 18, 2007 (Inception) to December 31, 2009

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:
	December 31, 2009	December 31, 2008

Due to First Stockholder, interest at 0%, due on demand	$6,265	$6,083
Due to an unrelated individual (the “Second Stockholder”), interest at 0%, due on demand	17,053	17,007
Due to First Stockholder, interest at 0%: - due February 23, 2012	5,305	-
- due April 1, 2012	4,000	-
-due May 20, 2012	15,321	-

Total	47,944	23,090
Less: current portion	(23,318)	(23,090)

Noncurrent portion	$24,626	$-

The First and Second Stockholder each own approximately 27% of the Company’s issued and outstanding shares of common stock at December 31, 2009.  The loans are non-interest bearing and are due on demand.

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

CHINA PRIVATE EQUITY ACQUISTION CORP.
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 and 2008 and
for the Period July 18, 2007 (Inception) to December 31, 2009

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

In June 2008, the Company sold 809 shares of its common stock at a price of $.01 per share, or $8 total, to its law firm.

In February 2009, the Company sold 809 shares of its common stock at a price of $0.01 per share, or $8 total, to an unrelated company.

In February 2009, the Company sold 809 shares of its common stock at a price of $0.01 per share, or $8 total, to an unrelated company.

In October 2009, the Company sold 809 shares of its common stock at a price of $0.01 per share, or $8 total, to an unrelated company.

NOTE 6 – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

At December 31, 2009, deferred tax assets consist of:

Net operating loss carryforward	$24,504
Less valuation allowance	(24,504)
Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $24,504 attributable to the future utilization of the $72,070 net operating loss carryforward as of December 31, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward of $72,070 expires in years 2027, 2028 and 2029 in the amounts of $26,275, $20,691 and $25,104, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

CHINA PRIVATE EQUITY ACQUISTION CORP.
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 and 2008 and
for the Period July 18, 2007 (Inception) to December 31, 2009

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.