Form 10-Q
period 2010-03-31
China Private Equity Acquisition Corp.
filed 2010-05-14
CIK 1419681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ...........to............

Commission File Number 000-52943

China Private Equity Acquisition Corp.
-------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware	87- 0807721
--------------------------	-------------------------
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

PO Box 735, Alpine, New Jersey 07620
-------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

(917) 915-8857
-----------------------------------------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 18,636 shares outstanding as of May 13, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	F-2

Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period July 18, 2007 (date of inception) to March 31, 2010 (Unaudited)	F-3

Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period July 18, 2007 (date of inception) to March 31, 2010 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5 - F-9

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$111	$1,209

Total current assets	111	1,209

Other assets	-	-

Total assets	$111	$1,209

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$7,350	$2,450
Accrued consulting fees due related party	210,000	180,000
Loans payable to related parties - current portion	23,318	23,318

Total current liabilities	240,668	205,768

Loans payable to related parties	25,626	24,626

Total liabilities	266,294	230,394

Stockholders' equity (deficiency):
Preferred stock, $.01 par value; 1,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares
authorized, 18,636 shares issued and outstanding	186	186
Additional paid-in capital	22,699	22,699
Deficit accumulated during the development stage	(289,068)	(252,070)

Total stockholders' equity (deficiency)	(266,183)	(229,185)

Total liabilities and stockholders' equity (deficiency)	$111	$1,209

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Cumulative
			During the
			Development
	Three Months	Three Months	Stage
	Ended	Ended	(July 18, 2007 to
	March 31, 2010	March 31, 2009	March 31, 2010)

Revenues	$-	$-	$-

Expenses:
Consulting fees to related party	30,000	30,000	210,000
General and administrative	6,998	9,522	79,068

Total expenses	36,998	39,522	289,068

Net loss	$(36,998)	$(39,522)	$(289,068)

Net loss per common share, basic and diluted	$(1.99)	$(2.34)

Weighted average number of shares
outstanding, basic and diluted	18,636	16,883

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISITION CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
	Three Months	Three Months	Stage
	Ended	Ended	(July 18, 2007 to
	March 31, 2010	March 31, 2009	March 31, 2010)
Cash flows from operating activities:
Net loss	$(36,998)	$(39,522)	$(289,068)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,900	9,297	7,350
Accrued consulting fees due related party	30,000	30,000	210,000

Net cash used in operating activities	(2,098)	(225)	(71,718)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	16	2,832
Increase in loans from related parties	1,000	5,487	57,944
Repayment of loans from related parties	-	-	(9,000)
Capital contributions	-	-	20,053

Net cash provided by financing activities	1,000	5,503	71,829

Net increase (decrease) in cash	(1,098)	5,278	111

Cash and cash equivalents (bank overdraft),
beginning of period	1,209	(862)	-

Cash and cash equivalents, end of period	$111	$4,416	$111

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

CHINA PRIVATE EQUITY ACQUISTION CORP.
 (A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 32, 2010 and 2009
and for the Period July 18, 2007 (Inception) to March 31, 2010
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2009 as included in our report on Form 10-K.

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

CHINA PRIVATE EQUITY ACQUISTION CORP.
 (A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2010 and 2009
and for the Period July 18, 2007 (Inception) to March 31, 2010
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At March 31, 2009, the Company had negative working capital of $240,557 and a stockholders’ deficiency of $266,183.  For the period July 18, 2007 (inception) to March 31, 2010, the Company incurred a net loss of $289,068.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – ACCRUED CONSULTING FEES DUE RELATED PARTY

On July 1, 2008, the Company entered into a consulting services agreement with a company (the “First Stockholder”) controlled by the Company’s chief executive officer.  Under the agreement, the First Stockholder is to be paid a consulting fee of $10,000 per month to serve as the Company’s chief executive officer and president, find suitable acquisition targets and make required filings with the SEC.  The consulting fees for the three months ended March 31, 2010 and 2009 were $30,000 and $30,000, respectively.  As of March 31, 2010, total accrued consulting fees due related party were $210,000.

CHINA PRIVATE EQUITY ACQUISTION CORP.
 (A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2010 and 2009
and for the Period July 18, 2007 (Inception) to March 31, 2010
(Unaudited)

NOTE 5 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	March 31, 2010	December 31, 2009

Due to First Stockholder, interest at 0%, due on demand	$6,265	$6,265
Due to an unrelated individual (the “Second Stockholder”), interest at 0%, due on demand	17,053	17,053
Due to First Stockholder, interest at 0%: - due February 23, 2012	5,305	5,305
- due April 1, 2012	4,000	4,000
-due May 20, 2012	15,321	15,321
-due January 13, 2013	1,000	-

Total	48,944	47,944
Less: current portion	(23,318)	(23,318)

Noncurrent portion	$25,626	$24,626

The First and Second Stockholder each own approximately 27% of the Company’s issued and outstanding shares of common stock at March 31, 2010.  The loans are non-interest bearing and are due on demand.

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

CHINA PRIVATE EQUITY ACQUISTION CORP.
 (A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2010 and 2009
and for the Period July 18, 2007 (Inception) to March 31, 2010
(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

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

NOTE 7 – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

At March 31, 2010, deferred tax assets consist of:

Net operating loss carryforward	$26,883
Less valuation allowance	(26,883)
Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $26,883 attributable to the future utilization of the $79,068 net operating loss carryforward as of December 31, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward of $79,068 expires in years 2027, 2028, 2029 and 2030 in the amounts of $26,275, $20,691, $25,104 and $6,998, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

CHINA PRIVATE EQUITY ACQUISTION CORP.
 (A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2010 and 2009
and for the Period July 18, 2007 (Inception) to March 31, 2010
(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

China Private Equity Acquisition Corp.

(Registrant)

Date: May 13, 2010	James Hahn
(Name)

/s/ James Hahn
(Signature)
Chief Executive Officer and President
(principal executive officer) &
Chief Financial Officer (principal
financial officer and principal accounting officer)

